Form 10-K
GE CAPITAL COMMERCIAL MORT CORP COM MORT PAS TH CE SE 2002 3
filed 2003-03-31
CIK 1205512

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-81262-03


        GE Capital Commercial Mortgage Corporation
        Commercial Mortgage Pass-Through Certificates
        Series 2002-3 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       54-2089297
                                                  54-2089298
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        11
             Class A-2                        13
             Class B                           5
             Class C                           2
             Class D                           4
             Class E                           1
             Class F                           2
             Class G                           2
             Class H                           2
             Class J                           2
             Class K                           1
             Class L                           1
             Class LR                          1
             Class M                           1
             Class N                           1
             Class O                           1
             Class P                           1
             Class R                           1
             Class S                           1
             Class X-1                         5
             Class X-2                         6

             Total:                           64


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) GEMSA Loan Services, L.P., as Master Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Special Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) GEMSA Loan Services, L.P., as Master Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) GEMSA Loan Services, L.P., as Master Servicer <F1>
       b) KeyCorp Real Estate Capital Markets,  Inc., as Special Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


          No distributions to Certificate Holders were made during the fiscal period covered by this report.


   (b) On December 17, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GE Capital Commercial Mortgage Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2002-3 Trust
    (Registrant)



  Signed: GE Capital Commercial Mortgage Corporation by Wells Fargo Bank Minnesota, N.A., as attorney in fact.


  By:   Beth Belfield, Assistant Vice President

  By: /s/  Beth Belfield

  Dated: March 04, 2003


Sarbanes-Oxley Certification


I, Daniel J. Smith, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GE Capital Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2002-3 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: GEMSA Loan Services, L.P., as Master Servicer and KeyCorp Real Estate Capital Markets, Inc., as Special Servicer, Wells Fargo Bank Minnesota, N.A. as Trustee.


      Date: March 26, 2003


      /s/ Daniel J. Smith
      Signature


      President, GE Capital Commercial Mortgage Corporation
      Title




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


EX-99.1 (a)

KPMG    (logo)

700 Louisiana
Houston, TX 77002



Telephone 713 319 2000
Fax 713 319 2041

Independent Accountants' Report

The Partners
GEMSA Loan Services, L.P.:



We have examined management's assertion, included in the accompanying Management Assertion, that GEMSA Loan Services, L.P. (the Partnership) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans as of and for the year ended December 31, 2002. Management is responsible for the Partnership's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Partnership's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Partnership's compliance with the minimum servicing standards.

In our opinion, management's assertion that GEMSA Loan Services, L.P. complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 13, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


EX-99.1(b)

ERNST & YOUNG     (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio  44115-1405

Phone: (216) 861-5000
www.ey.com



Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
KeyCorp Real Estate Capital Markets, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that KeyCorp Real Estate Capital Markets, Inc.
(the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Board of Directors, management, the U.S. Department of Housing and Urban Development, Federal National Mortgage Association Government National Mortgage Association, and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Ernst & Young LLP

February 14, 2003


Ernst & Young LLP is a member of Ernst & Young International, Ltd.




EX-99.2 (a)

GEMSA Loan Services, L.P. (logo)

1500 City West Boulevard, Suite 200
Houston, TX 77042
(713) 458-7200
(800) 456-1443
Fax (713) 458-7501
www.gemsals.com


Management Assertion

As of and for the year ended December 31, 2002, GEMSA Loan Services, L.P. complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, GEMSA Loan Services, L.P. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.00.

/s/ Joseph F. Beggins
Joseph F. Beggins
Chief Executive Officer

2-14-03
Date

Atlanta * Boston * Houston * Minneapolis * Newport Beach * Seattle
A Joint Venture of G.E. Capital Real Estate and L.J. Melody & Company, a CB Richard Ellis Company



EX-99.2 (b)

KeyBank Real Estate Capital (logo)
911 Main Street, Suite 1500
Kansas City, MO  64105

Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200

February 14, 2003

Report of Management

We, as members of management of KeyCorp Real Estate Capital Markets, Inc.
(the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards
V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company was insured as a subsidiary of Key Corp. As of December 31, 2002, the Company had $100,000,000 fidelity bond coverage and $100,000,000 errors and omissions coverage.


/s/ Marty O'Connor
Marty O'Connor
Senior Vice President
Loan Servicing & Asset Management


/s/ Tony Nemec
Tony Nemec
Investor Reporting Manager


/s/ Bryan Nitcher
Bryan Nitcher
Portfolio Manager



EX-99.3 (a)

GEMSA Loan Services, L.P.
A Joint Venture of GE Capital Real Estate and L.J. Melody & Company, a CB Richard Ellis Company (logo)

1500 CityWest Blvd., Suite 200
Houston, TX 77042
(713) 458-7200


March 24, 2003

VIA FEDERAL EXPRESS

Wells Fargo Bank Minnesota, N.A., as Trustee
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: Corporate Trust Services (CMBS
GECCMC 2002-3)

Copy to Chaim Gottesman
Cadwallader, Wickersham & Taft
Via Facsimile (212) 909-5870

Banc of America Structured Notes, Inc.
100 North Tryon Street
Charlotte, North Carolina 28255
Attn: Manish Parwani

Copy to Dean Robertson, Esq.
Assistant General Counsel
100 North Tryon Street
Charlotte, North Carolina 28255

GE Capital Commercial Mortgage Corporation, as
Depositor
C/o General Electric Capital Corporation
125 Park Avenue, 10th Floor
New York, New York 10017
Attn: Capital Markets/Daniel Vinson

Wells Fargo Bank Minnesota, N.A., as trustee
For the registered holders of the Commercial
Mortgage Pass-Through Certificates, Series
2002 WFA
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: Corporate Trust Services - COMM
2002-WFA, Series 2002-WFA

CBA-Mezzanine Capital Finance, LLC
One Main Street
Chatham, New Jersey 07928
Attn: Martin T. Lanigan

Copy to Tracey A. Lietman, Esq.
Winston & Strawn
200 Park Avenue
New York, New York 10166

German American Capital Corporation
31 West 52nd Street
New York, New York 10019
Attn: Ian McColough


OFFICER'S CERTIFICATE

Re: Annual Statement as to Compliance
GECCMC Commercial Mortgage Pass-Through Certificates, Series 2002-3

In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement") dated as of December 1, 2001, entered into in connection with the above-referenced Certificates, the undersigned officer of GEMSA Loan Services, L.P., (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer for the period of time from December 1, 2002 through December 31, 2002 and of its performance under the Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has maintained an effective internal control system relating to its servicing of the Loans serviced by it and has fulfilled in all material respects, its obligations under the Agreement throughout such period, and (iii) the Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC of the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

/s/ Pat McEntee
Pat McEntee, Director, Portfolio Management, on behalf
of GEMSA Loan Services, L.P., in its capacity as Servicer



EX-99.3 (b)

KeyCorp
Real Estate Capital Markets Inc.
911 Main Street, Suite 1500
Kansas City, MO 64105

Phone: 888-979-1200
Fax: 816-460-2140

March 26, 2003

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Corporate Trust Services; CMBS - GE 2002-3



OFFICER'S CERTIFICATE



Pursuant to the Servicing Agreement, the undersigned officer certifies to the following:

A. A review of the activities of Special Servicer during the preceding calendar year (2002) and of Special Servicer's performance of its obligations under the Agreement has been made under such officer's supervision.

B. To the best of my knowledge, based on such review, Special Servicer has fulfilled all its obligations under the Agreement throughout such year.

C. I have reviewed the relevant terms of the Agreement and have made, or caused to be made under my supervision, a review of the transactions and conditions of Special Servicer during the accounting period covered by such financial statements (2002). Such review has not described the existence or knowledge of existence, as of the date hereof, of any default by Special Servicer under this Agreement.


IN WITNESS WHEREOF, I have hereunto assigned my name.

Dated:  March 26, 2003

By: /s/ Marty O'Connor
Marty O'Connor
Vice President